Form 10-Q
period 2026-06-30
Mercator Acquisition Corp.
filed 2026-08-25
CIK 2106436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43389

Mercator Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1905384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Washington St, 1F Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

(203) 930-2200

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share and one-half of one Redeemable Warrant	MRCOU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	MRCO	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one Class ordinary share at a price of $11.50 per share	MRCOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 24, 2026, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

MERCATOR ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MERCATOR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets
Prepaid expenses	$4,449	$21,300
Total Current Assets	4,449	21,300

Deferred offering costs	655,782	104,700
TOTAL ASSETS	$660,231	$126,000

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accrued expenses	$15,750	$25,198
Accrued offering costs	516,229	101,000
Promissory note – related party	200,575	—
Total Current Liabilities	732,554	126,198

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)(2)	575	575
Additional paid-in capital	24,425	24,425
Accumulated deficit	(97,323)	(25,198)
Total Shareholder’s Deficit	(72,323)	(198)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$660,231	$126,000

(1)	Includes 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On July 10, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture.
(2)	On February 20, 2026, and March 19, 2026, the Company issued an additional 191,667 and 958,333 founder shares to effect a recapitalization. On April 17, 2026, the Company surrendered 3,833,333 founder shares to effect another share recapitalization, and the Sponsor now holds 5,750,000 founder shares. All share and per-share data have been retrospectively presented (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATOR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$25,650	$72,125
Net loss	$(25,650)	$(72,125)

Basic and diluted weighted average Class B ordinary shares outstanding(1)(2)	5,000,000	5,000,000
Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.01)

(1)	Excludes 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On July 10, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture.
(2)	On February 20, 2026, and March 19, 2026, the Company issued an additional 191,667 and 958,333 founder shares to effect a recapitalization. On April 17, 2026, the Company surrendered 3,833,333 founder shares to effect another share recapitalization, and the Sponsor now holds 5,750,000 founder shares. All share and per-share data have been retrospectively presented (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATOR ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class B Ordinary shares(1)(2)		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	5,750,000	$575	$24,425	$(25,198)	$(198)
Net loss	—	—	—	(46,475)	(46,475)
Balance as of March 31, 2026 (unaudited)	5,750,000	575	24,425	(71,673)	(46,673)
Net loss	—	—	—	(25,650)	(25,650)
Balance as of June 30, 2026 (unaudited)	5,750,000	$575	$24,425	$(97,323)	$(72,323)

(1)	Includes 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On July 10, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture.
(2)	On February 20, 2026, and March 19, 2026, the Company issued an additional 191,667 and 958,333 founder shares to effect a recapitalization. On April 17, 2026, the Company surrendered 3,833,333 founder shares to effect another share recapitalization, and the Sponsor now holds 5,750,000 founder shares. All share and per-share data have been retrospectively presented (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATOR ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(72,125)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative costs paid through promissory note – related party	66,795
Changes in operating assets and liabilities:
Prepaid expenses	14,778
Accrued expenses	(9,448)
Net cash used in operating activities	—

Net change in cash	—
Cash, beginning of the period	—
Cash, end of the period	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$415,229
Deferred offering costs paid through promissory note – related party	$133,780
Deferred offering costs applied against prepaid expenses	$2,073

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN CONSIDERATION

Mercator Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on November 24, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from November 24, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Mercator Investor Holdings, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering became effective on July 8, 2026. On July 10, 2026, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”) which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is discussed in Note 3 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,500,000 private placement warrants (the “Private Placement Warrants”) in a private placement to the Sponsor and Clear Street LLC, the representative of the underwriters of the Initial Public Offering, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,500,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 2,925,000 Private Placement Warrants and Clear Street LLC purchased 1,575,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $10,755,081, consisting of $2,250,000 of cash underwriting fees (net of $750,000 of underwriters’ reimbursement), $7,350,000 of deferred underwriting fees, and $1,155,081 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN CONSIDERATION (cont.)

Following the closing of the Initial Public Offering, on July 10, 2026, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and a portion of the proceeds of the sale of the Private Placement Warrants, are held in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The initial amount in the Trust Account was $10.00 per Public Share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise taxes) net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN CONSIDERATION (cont.)

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Going Concern Consideration

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. As of June 30, 2026, the Company had no cash and a working capital deficit of $728,105.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has completed its Initial Public Offering and the sale of Private Placement Warrants on July 10, 2026, at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering and other operating expenses was released to the Company for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s management has since reevaluated the Company’s liquidity and financial condition and determined that the Company still lacks the liquidity to sustain its operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements.

The Company initially has Completion Window to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of its amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not happen within the Completion Window from the closing of the Initial Public Offering. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

There is no assurance that the Company’s plans to complete the Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 10, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 7, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. On July 10, 2026, upon the completion of the Initial Public Offering, offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholder’s deficit as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature, except for warrants.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026 and December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). For the three months and six months ended June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the periods presented.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 10, 2026, the Company sold 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consists of one Public Share, and one-half of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of June 30, 2026 and December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to issue any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 3 — INITIAL PUBLIC OFFERING (cont.)

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:    The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Clear Street LLC purchased in a private placement an aggregate of 4,500,000 Private Placement Warrants, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,500,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 2,925,000 Private Placement Warrants and Clear Street LLC purchased 1,575,000 Private Placement Warrants. Each Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Clear Street LLC, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights, and (iii) with respect to Private Placement Warrants held by Clear Street LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On December 16, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in exchange for 8,433,333 founder shares. On February 20, 2026, and March 19, 2026 the Company issued an additional 191,667 and 958,333 founder shares to effect a recapitalization. On April 17, 2026, the Company surrendered 3,833,333 founder shares to effect another share recapitalization, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All share and per share data have been retrospectively presented. Up to 750,000 of the founder shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. On July 10, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture.

On July 8, 2026, the Sponsor transferred an aggregate of 75,000 founder shares to the Company’s directors at a price equal to $0.003 per share, for aggregate consideration of $225. The transfer of founder shares to the directors is in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity classified awards is measured at fair value upon the grant date. The total fair value of the 75,000 founder shares transferred to the directors on July 8, 2026 was $78,150, or $1.042 per share. The Company established the initial fair value of the founder shares using a calculation prepared by a third-party valuation firm which takes into consideration the following market assumptions; (i) implied share price of $9.813, (ii) discount for lack of marketability of 3.8%, (iii) likelihood of Initial Public Offering of 100.0% and (iv) likelihood of Business Combination of 11.0%. The founder shares transferred are subject to repurchase by the Sponsor in the event the director resigns or ceases to serve as a director on the board of directors of the Company at the time of the Company’s initial Business Combination, for a repurchase price equal to the purchase price. Share-based compensation would be recognized when the repurchase clause has been lifted (i.e. upon consummation of a Business Combination), in an amount equal to the number of founder shares transferred times the grant date fair value per share (unless subsequently modified) less the amount initially received for the shares, if any. As of June 30, 2026 and December 31, 2025, prior to the grant date, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized.

On July 8, 2026, the Sponsor transferred 200,000 founder shares to the underwriters at a price equal to $0.003 per share, for an aggregate consideration of $600. Management determined that the transfer of founder shares from the Sponsor to the underwriters represented consideration for services rendered by the underwriters in connection with the Initial Public Offering. The total fair value of the 200,000 founder shares was established using the same valuation methodology and market assumptions applied above, resulting in a fair value of $208,400, or $1.042 per share. Because the underwriting services facilitated the successful completion of the Initial Public Offering, the share-based compensation expense was recognized in an amount equal to the fair value of the founder shares less the amount initially received for the shares.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS (cont.)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had $200,575 and $0 outstanding borrowings under the promissory note, respectively. On July 10, 2026, the Company repaid $195,575 at the closing of the Initial Public Offering and the balance of $5,000 remains outstanding. Borrowings under the promissory note are no longer available.

Administrative Services Agreement

Commencing on July 8, 2026, the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. As of June 30, 2026 and December 31, 2025, no amount has been incurred for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Advisory Agreement

The Company engaged Zenith Securities LLC (“Zenith”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, as discussed in Note 6.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, and the recent U.S./Israel-Iran conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, and conflicts in the Middle East and Southwest Asia, particularly the Israel-Hamas, Israel-Iran conflicts, the recent U.S./Israel-Iran conflict, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the conflicts in the Middle East and Southwest Asia, particularly the Israel-Hamas, Israel-Iran, and the recent U.S./Israel-Iran conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants, and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on July 8, 2026, the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, Clear Street LLC may only make a demand on one occasion and only during the five-year period from the commencement of sales in the Initial Public Offering. In addition, Clear Street LLC may participate in a piggyback registration only during the seven-year period from the commencement of sales in the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On July 10, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase an additional 2,250,000 Units, at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $3,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $7,350,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement signed on July 8, 2026.

Advisory Agreement

On July 8, 2026, the Company engaged Zenith, to provide consulting and advisory services in connection with the Initial Public Offering, for which it is earning customary advisory fees. Zenith represents the Company’s interests only, is independent of the underwriters, and is not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to the Initial Public Offering. Zenith’s fee is equal to 1.50% of the gross proceeds of the Initial Public Offering (including proceeds from the exercise of the over-allotment option) (the “Advisor IPO Fee”), of which 0.50% of the gross proceeds of the Initial Public Offering (excluding the proceeds from the exercise of the over-allotment option) shall be payable at the closing of the Initial Public Offering and 1.00% will be payable at the closing of the initial Business Combination.

In addition, the Company engaged Zenith as an advisor in connection with the initial Business Combination, for which it will earn an advisory fee of 1.00% of the gross proceeds of the Initial Public Offering (excluding the proceeds from the exercise of the over-allotment option) (the “Advisor IBC Fee” and, together with the Advisor IPO Fee, the “Advisor Fees”) payable at the closing of the initial Business Combination.

The underwriters will reimburse the Company for the Advisor Fees paid to Zenith in connection with the Initial Public Offering and the Business Combination. As of July 10, 2026, the Initial Public Offering closing date, the Company has incurred $2,587,500 of advisory fees ($750,000 of which is current and the remaining $1,837,500 is non-current).

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7 — SHAREHOLDER’S DEFICIT (cont.)

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On December 16, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering costs in exchange for 8,433,333 founder shares. On February 20, 2026 and March 19, 2026, the Company issued an additional 191,667 and 958,333 founder shares to effect a recapitalization. On April 17, 2026, the Company surrendered 3,833,333 founder shares to effect another share recapitalization, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All share and per-share data have been retrospectively presented. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On July 10, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, approximately 25% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company has only one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026 (Unaudited)	December 31, 2025
Prepaid expenses	$4,449	$21,300
Deferred offering costs	$655,782	$104,700

	For the Three Months Ended June 30, 2026 (Unaudited)	For the Six Months Ended June 30, 2026 (Unaudited)
General and administrative costs	$25,650	$72,125

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

The CODM reviews the position of total assets as reported in the Company’s condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet dates through the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The registration statement for the Company’s Initial Public Offering became effective on July 8, 2026.

On July 8, 2026, the Company engaged Zenith, to provide consulting and advisory services in connection with the Initial Public Offering, for which it is earning customary advisory fees. In addition, the Company engaged Zenith as an advisor in connection with the initial Business Combination. The underwriters will reimburse the Company for the Advisor Fees paid to Zenith in connection with the Initial Public Offering and the Business Combination. As of July 10, 2026, the Initial Public Offering closing date, the Company has incurred $2,587,500 of advisory fees ($750,000 of which is current and the remaining $1,837,500 is non-current).

Commencing on July 8, 2026, the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support.

On July 8, 2026, the Sponsor transferred an aggregate of 75,000 founder shares to the Company’s directors at a price equal to $0.003 per share, for aggregate consideration of $225.

On July 8, 2026, the Sponsor transferred 200,000 founder shares to the underwriters at a price equal to $0.003 per share, for an aggregate consideration of $600.

On July 10, 2026, the Company consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,500,000 Private Placement Warrants in a private placement to the Sponsor and Clear Street LLC, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,500,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 2,925,000 Private Placement Warrants and Clear Street LLC purchased 1,575,000 Private Placement Warrants.

Following the closing of the Initial Public Offering, on July 10, 2026, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and a portion of the proceeds of the sale of the Private Placement Warrants was held in the Trust Account.

The underwriters were paid a cash underwriting discount of $3,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option) following the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $7,350,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement signed on July 8, 2026.

On July 10, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture.

On July 10, 2026, the Company repaid $195,575 at the closing of the Initial Public Offering and the balance of $5,000 remains outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Mercator Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mercator Investor Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Initial Public Offering (as discussed below) and an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 24, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, we will identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $25,650, which consists of general and administrative costs.

For the six months ended June 30, 2026, we had a net loss of $72,125, which consists of general and administrative costs.

Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2026, the Company had no cash and a working capital deficit of $728,105.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on July 10, 2026, we consummated the Initial Public Offering of 17,250,000 Units, at $10.00 per Units, which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,500,000 Private Placement Warrants, in a private placement to the Sponsor and Clear Street LLC, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,500,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 2,925,000 Private Placement Warrants and Clear Street LLC purchased 1,575,000 Private Placement Warrants.

Following the closing of the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $172,500,000 was placed in the Trust Account. We incurred total transactions costs of $10,755,081, consisting of $2,250,000 of cash underwriting fees (net of $750,000 of underwriters’ reimbursement), $7,350,000 of deferred underwriting fees, and $1,155,081 of other offering costs.

For the six months ended June 30, 2026, net cash used in operating activities was $0. Net loss of $72,125 was offset by general and administrative costs paid through promissory note – related party of $66,795 and net changes in operating assets and liabilities of $5,330.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Going Concern Consideration

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. As of June 30, 2026, the Company had no cash and a working capital deficit of $728,105.

In order to finance transaction costs in connection with the initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete the initial Business Combination, we will repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from our Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have completed our Initial Public Offering and the sale of Private Placement Warrants on July 10, 2026, at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering and other operating expenses was released to us for general capital purposes. Further, we incurred and expects to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management has since reevaluated our liquidity and financial condition and determined that we still lack the liquidity to sustain our operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the accompanying unaudited condensed financial statements.

We initially have Completion Window to consummate the initial Business Combination (assuming no extensions). If we do not complete a Business Combination, we will wind up, dissolve and liquidate pursuant to the terms of our amended and restated memorandum and articles of association. Notwithstanding management’s belief that we would have sufficient funds to execute our business strategy, there is a possibility that Business Combination might not happen within the Completion Window from the closing of the Initial Public Offering. Our management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raises substantial doubt about our ability to continue as a going concern. Therefore, our management believes that it would be prudent to include in the disclosure language about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date that we are required to liquidate.

There is no assurance that our plans to complete the Business Combination will be successful within the Completion Window. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on July 8, 2026, the effective date of the Initial Public Offering, July 8, 2026, we entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. As of June 30, 2026 and December 31, 2025, no amount has been incurred for these services.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On July 10, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase an additional 2,250,000 Units, at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $3,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $7,350,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement signed on July 8, 2026.

Advisory Agreement

On July 8, 2026, we engaged Zenith Securities, LLC (“Zenith”), an affiliate of a passive member of our Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, for which it is earning customary advisory fees. Zenith represents our interests only, is independent of the underwriters, and is not a party to any securities purchase agreement with us, the underwriters, or investors in relation to the Initial Public Offering. Zenith’s fee is equal to 1.50% of the gross proceeds of the Initial Public Offering (including proceeds from the exercise of the over-allotment option) (the “Advisor IPO Fee”), of which 0.50% of the gross proceeds of the Initial Public Offering (excluding the proceeds from the exercise of the over-allotment option) shall be payable at the closing of the Initial Public Offering and 1.00% will be payable at the closing of the initial Business Combination.

In addition, we engaged Zenith as an advisor in connection with the initial Business Combination, for which it will earn an advisory fee of 1.00% of the gross proceeds of the Initial Public Offering (excluding the proceeds from the exercise of the over-allotment option) (the “Advisor IBC Fee” and, together with the Advisor IPO Fee, the “Advisor Fees”) payable at the closing of the initial Business Combination.

The underwriters will reimburse us for the Advisor Fees paid to Zenith in connection with the Initial Public Offering and the Business Combination. As of July 10, 2026, the Initial Public Offering closing date, we incurred $2,587,500 of advisory fees ($750,000 of which is current and the remaining $1,837,500 is non-current).

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2026, we consummated the Initial Public Offering of 17,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Clear Street LLC acted as sole book-running manager and the representative of the underwriters of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-293902). The Securities and Exchange Commission declared the registration statement effective on July 8, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,500,000 Private Placement Warrants in a private placement to the Sponsor and Clear Street LLC, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,500,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 2,925,000 Private Placement Warrants and Clear Street LLC purchased 1,575,000 Private Placement Warrants. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the net proceeds received from the Initial Public Offering and the portion of the proceeds of the sale of the Private Placement Warrants, an aggregate of $172,500,000 was placed in the Trust Account.

We incurred total transaction costs of $10,755,081, consisting of $2,250,000 of cash underwriting fees (net of $750,000 of underwriters’ reimbursement), $7,350,000 of deferred underwriting fees, and $1,155,081 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCATOR ACQUISITION CORP.

Date: August 24, 2026	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 24, 2026	By:	/s/ Steven Bischoff
	Name:	Steven Bischoff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)