Form 10-Q
period 2026-09-30
Mercator Acquisition Corp.
filed 2026-11-13
CIK 2106436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-43389

MERCATOR ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1905384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Washington St, 1F Norwalk, CT	06854
(Address of principal executive offices)	(Zip Code)

(203) 930-2200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share and one-half of one Redeemable Warrant	MRCOU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	MRCO	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at a price of $11.50 per share	MRCOW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, there were 17,250,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

MERCATOR ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MERCATOR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$518,211	$—
Due from underwriters	750,000	—
Prepaid insurance	72,500	—
Prepaid expenses	37,687	21,300
Total Current Assets	1,378,398	21,300

Deferred offering costs	—	104,700
Long-term prepaid insurance	54,375	—
Cash and marketable securities held in Trust Account	173,960,099	—
TOTAL ASSETS	$175,392,872	$126,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$78,803	$25,198
Accrued offering costs	613,505	101,000
Total Current Liabilities	692,308	126,198
Deferred underwriting fee	7,350,000	—
Advisory fee payable – non-current	1,837,500	—
Total Liabilities	9,879,808	126,198

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 and no shares at redemption value of $10.08 and no per share, at September 30, 2026 and December 31, 2025, respectively	173,810,099	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 and no shares subject to possible redemption) at September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2026 and December 31, 2025(1)(2)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(8,297,610)	(25,198)
Total Shareholders’ Deficit	(8,297,035)	(198)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$175,392,872	$126,000

(1)	As of December 31, 2025, included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On July 10, 2026, the underwriters exercised their over-allotment option in full simultaneously with the closing of the Initial Public Offering; as such, the 750,000 Class B ordinary shares were no longer subject to forfeiture as of that date (Note 7).
(2)	On February 20, 2026 and March 19, 2026, the Company issued an additional 191,667 and 958,333 founder shares, respectively, to effect a recapitalization. On April 17, 2026, the Company surrendered 3,833,333 founder shares to effect another share recapitalization, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All share and per-share data have been retrospectively presented (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERCATOR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
General and administrative costs	$284,045	$356,170
Loss from operations	(284,045)	(356,170)

Other income (expense):
Advisory fee expense	(2,587,500)	(2,587,500)
Advisory fee – reimbursable income	750,000	750,000
Interest income – bank	1,914	1,914
Interest earned on cash and marketable securities held in Trust Account	1,460,099	1,460,099
Total other expense, net	(375,487)	(375,487)
Net loss	$(659,532)	$(731,657)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	15,562,500	5,244,505

Basic and diluted net loss per share, Class A redeemable ordinary shares	$(0.03)	$(0.07)

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares(1)(2)	5,676,630	5,228,022

Basic net loss per share, Class B non-redeemable ordinary shares	$(0.03)	$(0.07)

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares(1)(2)	5,750,000	5,252,747

Diluted net loss per share, Class B non-redeemable ordinary shares	$(0.03)	$(0.07)

(1)	As of December 31, 2025, excluded an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On July 10, 2026, the underwriters exercised their over-allotment option in full simultaneously with the closing of the Initial Public Offering; as such, the 750,000 Class B ordinary shares were no longer subject to forfeiture as of that date (Note 7).
(2)	On February 20, 2026 and March 19, 2026, the Company issued an additional 191,667 and 958,333 founder shares, respectively, to effect a recapitalization. On April 17, 2026, the Company surrendered 3,833,333 founder shares to effect another share recapitalization, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All share and per-share data have been retrospectively presented (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERCATOR ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares (1)	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	5,750,000	$575	$24,425	$(25,198)	$(198)
Net loss	—	—	—	(46,475)	(46,475)
Balance as of March 31, 2026 (unaudited)	5,750,000	575	24,425	(71,673)	(46,673)
Net loss	—	—	—	(25,650)	(25,650)
Balance as of June 30, 2026 (unaudited)	5,750,000	575	24,425	(97,323)	(72,323)
Sale of 4,500,000 Private Placement Warrants	—	—	4,500,000	—	4,500,000
Fair value of Public Warrants at issuance	—	—	3,232,650	—	3,232,650
Offering costs allocated to Public and Private Placement Warrants	—	—	(239,445)	—	(239,445)
Fair value of founder shares transferred to underwriters	—	—	207,800	—	207,800
Accretion for Class A ordinary shares to redemption amount	—	—	(7,725,430)	(7,540,755)	(15,266,185)
Net loss	—	—	—	(659,532)	(659,532)
Balance as of September 30, 2026 (unaudited)	5,750,000	$575	$—	$(8,297,610)	$(8,297,035)

(1)	As of December 31, 2025, included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On July 10, 2026, the underwriters exercised their over-allotment option in full simultaneously with the closing of the Initial Public Offering; as such, the 750,000 Class B ordinary shares were no longer subject to forfeiture as of that date (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERCATOR ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(731,657)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative costs paid through promissory note – related party	66,795
Interest earned on marketable securities held in Trust Account	(1,460,099)
Changes in operating assets and liabilities:
Prepaid expenses	(18,460)
Prepaid insurance	(126,875)
Due from underwriters	(750,000)
Advisory fee payable – non-current	1,837,500
Accounts payable and accrued expenses	53,430
Net cash used in operating activities	(1,129,366)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,500,000
Proceeds from sale of Private Placement Warrants	4,500,000
Underwriters’ reimbursement	750,000
Repayment of promissory note – related party	(200,575)
Payment of offering costs	(401,848)
Net cash provided by financing activities	174,147,577

Net Change in Cash and Cash Equivalents	518,211
Cash and Cash Equivalents – Beginning of period	—
Cash and Cash Equivalents – End of period	$518,211

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$516,320
Offering costs paid through promissory note – related party	$133,780
Offering costs applied against prepaid expenses	$2,073
Accretion of Class A ordinary shares to redemption value	$15,266,185
Deferred underwriting fee payable	$7,350,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mercator Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 24, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from November 24, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Mercator Investor Holdings, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 8, 2026. On July 10, 2026, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”) which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is discussed in Note 3 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,500,000 private placement warrants (the “Private Placement Warrants”) in a private placement to the Sponsor and Clear Street LLC, the representative of the underwriters of the Initial Public Offering, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,500,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 2,925,000 Private Placement Warrants and Clear Street LLC purchased 1,575,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

Transaction costs amounted to $10,962,881, consisting of $2,250,000 of cash underwriting fees (net of $750,000 of underwriters’ reimbursement), $7,350,000 of deferred underwriting fees, and $1,362,881 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on July 10, 2026, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to amounts withdrawn (a) to fund the Company’s working capital requirements, subject to an annual limit of $150,000 (plus the rollover of unused amounts from prior years), and/or (b) to pay the Company’s taxes (any withdrawals to pay the Company’s taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 (the “IRA”) that is imposed on the Company, if any) shall not be subject to the $150,000 annual limitation) (such withdrawals described in clauses (a) and (b), collectively, “Permitted Withdrawals”), the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity, Going Concern, and Capital Resources

Prior to the consummation of the Initial Public Offering on July 10, 2026, the Company’s liquidity needs had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and, subsequent to the Initial Public Offering, through the IPO proceeds held outside the Trust Account and working capital. As of September 30, 2026, the Company had $518,211 cash outside the Trust Account and a working capital of $686,090.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, no such Working Capital Loans were outstanding.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The Company has until the end of the Completion Window to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of its amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not happen within the Completion Window from the closing of the Initial Public Offering. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

There is no assurance that the Company’s plans to complete the Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 10, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 7, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $116,297 in cash and $401,914 in cash equivalents as of September 30, 2026, and no cash or cash equivalents as of December 31, 2025.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $173,960,099, were held in U.S. Treasury Bills of $173,959,257 and cash of $842. The Company classifies its U.S. Treasury Securities and equivalent securities as held to maturity in accordance with FASB ASC Topic 320, “Investments - Debt Securities.” Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A Public Shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as the Public and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature except for warrants (Note 8).

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

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of December 31, 2025, the Company did not have any Class A ordinary shares subject to possible redemption. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,232,650)
Allocated issuance costs	(10,723,436)
Plus:
Accretion of carrying value to redemption value	15,266,185
Class A ordinary shares subject to possible redemption, September 30, 2026	$173,810,099

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per Ordinary Share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding for the period. An aggregate of 750,000 Class B ordinary shares that were subject to forfeiture were excluded from basic weighted average Class B ordinary shares until July 10, 2026, the date on which the underwriters exercised their over-allotment option in full and are included in diluted weighted average Class B ordinary shares from the beginning of the three months ended September 30, 2026. Accretion associated with the redeemable Ordinary Shares is excluded from loss per Ordinary Share as the redemption value approximates fair value.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The calculation of diluted loss per Ordinary Share does not consider the effect of the Public Warrants and Private Placement Warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) the Private Placement, since the average price of the Ordinary Shares for the three and nine months ended September 30, 2026 was less than the exercise price and therefore, the inclusion of such warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Public Warrants and Private Placement Warrants are exercisable to purchase 13,125,000 Class A ordinary shares, in an aggregate. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the periods presented.

The following tables reflect the calculation of basic and diluted net loss per Ordinary Share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(483,257)	$(176,275)	$(366,404)	$(365,253)

Denominator:
Basic weighted average ordinary shares outstanding	15,562,500	5,676,630	5,244,505	5,228,022
Basic net loss per ordinary share	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(481,594)	$(177,938)	$(365,541)	$(366,116)

Denominator:
Diluted weighted average ordinary shares outstanding	15,562,500	5,750,000	5,244,505	5,252,747
Diluted net loss per ordinary share	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public business entities to provide additional disclosures regarding certain expense captions presented on the face of the income statement. The standard requires qualitative and quantitative disclosure of specified expense categories included within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

Management does not believe that there are any other recently issued but not effective accounting standards that, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 10, 2026, the Company sold 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consists of one Public Share, and one-half of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Commencing on August 14, 2026, holders of the Units may elect to separately trade the Class A ordinary shares and Public Warrants included in the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Class A ordinary shares and Public Warrants that are separated trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “MRCO” and “MRCOW,” respectively, and the Units that are not separated continue to trade on the Nasdaq under the symbol “MRCOU.”

Warrants — As of September 30, 2026, there were 8,625,000 Public Warrants and 4,500,000 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. As of December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Clear Street LLC purchased an aggregate of 4,500,000 Private Placement Warrants, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,500,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 2,925,000 Private Placement Warrants and Clear Street LLC purchased 1,575,000 Private Placement Warrants. Each Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Clear Street LLC, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Clear Street LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

On July 8, 2026, the Sponsor transferred an aggregate of 75,000 founder shares to the Company’s directors at a price equal to $0.003 per share, for aggregate consideration of $225. The transfer of founder shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the grant date. The total fair value of the 75,000 founder shares transferred to the directors on July 8, 2026 was $78,150, or $1.042 per share. The Company established the initial fair value of the founder shares using a calculation prepared by a third party valuation team which takes into consideration the following market assumptions: (i) implied share price of $9.813, (ii) discount for lack of marketability of 3.8%, (iii) likelihood of Initial Public Offering of 100.0% and (iv) likelihood of Business Combination of 11.0%. The founder shares transferred are subject to repurchase by the Sponsor in the event the director resigns or ceases to serve as a director on the board of directors of the Company at the time of the Company’s initial Business Combination, for a repurchase price equal to the purchase price. Share-based compensation would be recognized when the repurchase clause has been lifted (i.e., upon consummation of a Business Combination), in an amount equal to the number of founder shares transferred times the grant date fair value per share (unless subsequently modified) less the amount initially received for the shares, if any. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

On July 8, 2026, the Sponsor transferred 200,000 founder shares to the underwriters at a price equal to $0.004 per share, for an aggregate consideration of $600. Management determined that the transfer of founder shares from the Sponsor to the underwriters represented consideration for services rendered by the underwriters in connection with the Initial Public Offering. The total fair value of the 200,000 founder shares was established using the same valuation methodology and market assumptions applied above, resulting in a fair value of $208,400, or $1.042 per share. Because the underwriting services facilitated the successful completion of the Initial Public Offering, $207,800 (net of $600 consideration received for transferred founder shares) has been recorded as offering costs in the accompanying unaudited financial statements, with corresponding increase in additional paid-in capital. The founder shares transferred to the underwriters are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days from the date of the commencement of sales in the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their officers, partners, registered persons or affiliates.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. On July 10, 2026, the Company repaid $195,575 of the $200,575 then outstanding under the promissory note at the closing of the Initial Public Offering, and on July 23, 2026, the Company repaid the remaining balance of $5,000. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the promissory note. Borrowings under the promissory note are no longer available.

Administrative Services Agreement

Commencing on July 8, 2026, the effective date of the registration statement on Form S-1 for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred and paid $53,548 in fees for these services. As of September 30, 2026 and December 31, 2025, no amounts were outstanding for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Advisory Agreement

On July 8, 2026, the Company engaged Zenith Securities, LLC, an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering and the initial Business Combination. See Note 6 for the terms of the advisory fees.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, and the recent U.S./Israel-Iran conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to Eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, and conflicts in the Middle East and Southwest Asia, particularly the Israel-Hamas, Israel-Iran conflicts, the recent U.S./Israel-Iran conflict, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On July 10, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase an additional 2,250,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $3,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid at the closing of the Initial Public Offering. In connection with the Initial Public Offering, the underwriters agreed to reimburse the Company $750,000 for the Advisor IPO Fee paid to Zenith, resulting in a net cash underwriting fee of $2,250,000. As of September 30, 2026, the $750,000 reimbursement had not been received and is included in due from underwriters in the accompanying unaudited condensed balance sheet. Additionally, the underwriters were entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $7,350,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement signed on July 8, 2026.

Advisory Agreement

On July 8, 2026, the Company engaged Zenith Securities, LLC (“Zenith”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, for which it is earning customary advisory fees. Zenith represents the Company’s interests only, is independent of the underwriters, and is not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to the Initial Public Offering. Zenith is entitled to aggregate advisory fees of $2,587,500, equal to 1.50% of the gross proceeds of the Initial Public Offering (including proceeds from the exercise of the over-allotment option), consisting of (i) 0.50% of the gross proceeds of the Initial Public Offering (excluding the over-allotment option), or $750,000, which was payable at the closing of the Initial Public Offering (the “Advisor IPO Fee”), (ii) 1.00% of the gross proceeds of the Initial Public Offering (excluding the over-allotment option), or $1,500,000, for advisory services in connection with the initial Business Combination (the “Advisor IBC Fee” and, together with the Advisor IPO Fee, the “Advisor Fees”), and (iii) 1.50% of the proceeds from the exercise of the over-allotment option, or $337,500. The Advisor IBC Fee and the portion attributable to the over-allotment option, or $1,837,500 in the aggregate, are payable at the closing of the initial Business Combination.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The underwriters will reimburse the Company for the Advisor Fees paid to Zenith in connection with the Initial Public Offering and the Business Combination. As of July 10, 2026, the Initial Public Offering closing date, the Company incurred $2,587,500 of advisory fees ($750,000 of which is current and the remaining $1,837,500 is non-current). On July 23, 2026, the Company paid the $750,000 current portion of the advisory fees. As of September 30, 2026, $1,837,500 of advisory fees remained payable and is classified as non-current. The $750,000 reimbursable by the underwriters for the Advisor IPO Fee is included in due from underwriters in the accompanying condensed balance sheets as of September 30, 2026 and in advisory fee – reimbursable income in the accompanying unaudited condensed statements of operations.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On December 16, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering costs in exchange for 8,433,333 founder shares. On February 20, 2026, and March 19, 2026, the Company issued an additional 191,667 and 958,333 founder shares to effect a recapitalization. On April 17, 2026, the Company surrendered 3,833,333 founder shares to effect another share recapitalization, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All share and per-share data have been retrospectively presented. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On July 10, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, approximately 25% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

At September 30, 2026, assets held in the Trust Account were comprised of $842 in cash and $173,959,257 in U.S. Treasury Bills. The gross holding losses and fair value of held-to-maturity securities at September 30, 2026 were as follows:

	Held To Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2026	U.S. Treasury Securities (Matures on 1/7/2027)	1	$173,959,257	$(102,778)	$173,856,479

The Company’s held-to-maturity securities consist of U.S. Treasury Bills, which are backed by the U.S. government. Under FASB ASC Topic 326, “Financial Instruments – Credit Losses,” the Company expects no credit losses on these securities and therefore has not recorded an allowance for credit losses.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants issued in the Initial Public Offering is $3,232,650, or $0.3748 per Public Warrant and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

July 10, 2026
Volatility	11.4%
Risk-free rate	4.08%
Share price	$9.81
Weighted term (years)	2.06

NOTE 9. SEGMENT INFORMATION

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

MERCATOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

	September 30, 2026 (Unaudited)	December 31, 2025
Cash and cash equivalents	$518,211	$—
Cash and marketable securities held in Trust Account	$173,960,099	$—

	For the Three Months Ended September 30, 2026 (Unaudited)	For the Nine Months Ended September 30, 2026 (Unaudited)
General and administrative costs	$284,045	$356,170
Interest earned on cash and marketable securities held in the Trust Account	$1,460,099	$1,460,099

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

The CODM reviews the position of total assets as reported in the Company’s condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the balance of cash and marketable securities held in the Trust Account and cash held outside the Trust Account.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, we will identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net loss of $659,532, which consists of general and administrative costs of $284,045 and advisory fee expense of $2,587,500, partially offset by advisory fee – reimbursable income of $750,000, interest earned on marketable securities held in the Trust Account of $1,460,099 and interest income – bank of $1,914.

For the nine months ended September 30, 2026, we had a net loss of $731,657, which consists of general and administrative costs of $356,170 and advisory fee expense of $2,587,500, partially offset by advisory fee – reimbursable income of $750,000, interest earned on marketable securities held in the Trust Account of $1,460,099 and interest income – bank of $1,914.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

On July 10, 2026, we consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,500,000 Private Placement Warrants, in a private placement to the Sponsor and Clear Street LLC, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,500,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 2,925,000 Private Placement Warrants and Clear Street LLC purchased 1,575,000 Private Placement Warrants.

Following the closing of the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $172,500,000 was placed in the Trust Account. We incurred total transactions costs of $10,962,881, consisting of $2,250,000 of cash underwriting fees (net of $750,000 of underwriters’ reimbursement), $7,350,000 of deferred underwriting fees, and $1,362,881 of other offering costs.

For the nine months ended September 30, 2026, net cash used in operating activities was $1,129,366. Net loss of $731,657 was affected by interest earned on cash and marketable securities held in the Trust Account of $1,460,099 and general and administrative costs paid through promissory note – related party of $66,795. Changes in operating assets and liabilities provided $995,595 of cash for operating activities.

As of September 30, 2026, we had cash and marketable securities held in the Trust Account of $173,960,099 (including $1,460,099 of interest income), consisting of $173,959,257 of U.S. Treasury Bills with a maturity of 185 days or less and $842 of cash. We may withdraw up to $150,000 per year from the Trust Account for working capital, plus amounts to pay taxes. As of September 30, 2026, we had not made any withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash and cash equivalents of $518,211. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Going Concern Consideration

As of September 30, 2026, we had $518,211 cash outside the Trust Account and had working capital of $686,090. Prior to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs in exchange for the issuance of founder shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000, which was repaid in full in July 2026. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held outside of the Trust Account.

In order to finance transaction costs in connection with the initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete the initial Business Combination, we will repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from our Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have completed our Initial Public Offering and the sale of Private Placement Warrants on July 10, 2026, at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering and other operating expenses was released to us for general capital purposes. Further, we incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management has since reevaluated our liquidity and financial condition and determined that we still lack the liquidity to sustain our operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the accompanying unaudited condensed financial statements.

We have until the end of the Completion Window to consummate the initial Business Combination (assuming no extensions). If we do not complete a Business Combination, we will wind up, dissolve and liquidate pursuant to the terms of our amended and restated memorandum and articles of association. There is a possibility that Business Combination might not happen within the Completion Window from the closing of the Initial Public Offering. Our management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raises substantial doubt about our ability to continue as a going concern. Therefore, our management believes that it would be prudent to include in the disclosure language about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date that we are required to liquidate.

There is no assurance that our plans to complete the Business Combination will be successful within the Completion Window. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on July 8, 2026, the effective date of the registration statement on Form S-1 for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred and paid $53,548 in fees for these services. As of September 30, 2026 and December 31, 2025, no amounts were outstanding for these services.

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

Advisory Agreement

On July 8, 2026, we engaged Zenith Securities, LLC (“Zenith”), an affiliate of a passive member of our Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, for which it is earning customary advisory fees. Zenith represents our interests only, is independent of the underwriters, and is not a party to any securities purchase agreement with us, the underwriters, or investors in relation to the Initial Public Offering. Zenith is entitled to aggregate advisory fees of $2,587,500, equal to 1.50% of the gross proceeds of the Initial Public Offering (including proceeds from the exercise of the over-allotment option), consisting of (i) 0.50% of the gross proceeds of the Initial Public Offering (excluding the over-allotment option), or $750,000, which was payable at the closing of the Initial Public Offering (the “Advisor IPO Fee”), (ii) 1.00% of the gross proceeds of the Initial Public Offering (excluding the over-allotment option), or $1,500,000, for advisory services in connection with the initial Business Combination (the “Advisor IBC Fee” and, together with the Advisor IPO Fee, the “Advisor Fees”), and (iii) 1.50% of the proceeds from the exercise of the over-allotment option, or $337,500. The Advisor IBC Fee and the portion attributable to the over-allotment option, or $1,837,500 in the aggregate, are payable at the closing of the initial Business Combination.

The underwriters will reimburse us for the Advisor Fees paid to Zenith in connection with the Initial Public Offering and the Business Combination. As of July 10, 2026, the Initial Public Offering closing date, we incurred $2,587,500 of advisory fees ($750,000 of which is current and the remaining $1,837,500 is non-current). On July 23, 2026, we paid the $750,000 current portion of the advisory fees. As of September 30, 2026, $1,837,500 of advisory fees remained payable and is classified as non-current. The $750,000 reimbursable by the underwriters for the Advisor IPO Fee is included in due from underwriters in the accompanying condensed balance sheets as of September 30, 2026 and in advisory fee – reimbursable income in the accompanying unaudited condensed statements of operations.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. The more significant accounting estimates included in the unaudited condensed financial statements included elsewhere in this Report is the determination of the fair value of the Public Warrants issued in the Initial Public Offering. As of September 30, 2026, we did not have any other critical accounting estimates to be disclosed, as the Public Warrants and Private Placement Warrants are classified as equity and are not subject to remeasurement at each reporting period.

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public business entities to provide additional disclosures regarding certain expense captions presented on the face of the income statement. The standard requires qualitative and quantitative disclosure of specified expense categories included within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

Management does not believe that there are any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions.

Of the net proceeds received from the Initial Public Offering and the portion of the proceeds of the sale of the Private Placement Warrants, an aggregate of $172,500,000 was placed in the Trust Account.

We incurred total transaction costs of $10,962,881, consisting of $2,250,000 of cash underwriting fees (net of $750,000 of underwriters’ reimbursement), $7,350,000 of deferred underwriting fees, and $1,362,881 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCATOR ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Steven Bischoff
	Name:	Steven Bischoff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)